Form 10-K/A
period 2005-03-01
LB-UBS Commercial Mortgage Trust 2004-C8
filed 2005-03-31
CIK 1308872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II,
etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
EXPLANATORY NOTE
Structured Asset Securities Corporation II is filing this amendment on March 31, 2005 to its Annual Report on Form
10-K, which was originally filed with the Securities and Exchange Commission on March 29, 2005, to correct the SEC website links to the Exhibits (24) and (31).

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

Not applicable.

Item 8. Financial Statements and Supplementary Data.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(24) Limited Power of Attorney

(31) Sarbanes Oxley Certification

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004.
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
Date: March 31, 2005